Form 10-K/A
period 2003-03-30
LONG BEACH SEC CORP ASSET BACKED CERT SER 2002 3
filed 2004-05-27
CIK 1178997

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



/s/: Jeffery Sorensen
     Jeffery Sorensen
 Vice President




99.1


OFFICER'S CERTIFICATE
ANNUAL STATEMENT OF COMPLIANCE



        Reference is hereby made to Long Beach Mortgage Loan Trust 2002-3 Asset-Backed Certificates, Series 2002-3 (the "Securitization"). Long Beach Mortgage Company (the "Master Servicer") master services mortgages loans in connection with the Securitization (the "Mortgage Loans") pursuant to the terms of that certain Pooling and Servicing Agreement dated as of August 1, 2002 (the "Servicing Agreement") by and among Long Beach Securities Corp., as depositor, the Master Servicer, as master servicer, Federal National Mortgage Association, as guarantor (the "Guarantor"), and Deutsche Bank National Trust Company, as trust administrator and Wachovia Bank National Association, as trustee, (the "Trustee"). Capitalized terms used herein but not defined shall have the meanings assigned to them in the Servicing Agreement.


I, Andrew J. Sciandra, an authorized officer of the Master Servicer, certify for the benefit of the Depositor, the Trustee, the Guarantor, the NIMS Insurer and each Rating Agency with respect to the calendar year immediately preceding the date of this Officer's Certificate ( the "Relevant Year"), as follows:

1. A review of the activities of the Master Servicer during the Relevant Year and of performance under the Servicing Agreement has been made under my supervision.

2. To the best of my knowledge, based on such review, and except as set forth in paragraph 3 below, the Master Servicer has fulfilled all of its obligations under the Servicing Agreement in all material respects throughout the Relevant Year.

3. During 2002, Long Beach became aware of certain irregularities that may exist with respect to the servicing of some of the mortgage loans master serviced by the Master Servicer, potentially including mortgage loans underlying the series of Long Beach asset-backed securities which are the subject hereof. The irregularities concern the miscalculation of, and failure to collect, prepayment fees due with respect to prepaid mortgage loans, the duration of the foreclosure process with respect to certain delinquent mortgage loans, and the collection and remittance to investors of pool insurance policy proceeds. Investigations regarding these matters are currently being conducted in order to determine their scope. Upon completion of the investigations, corrective measures will be implemented to ensure that any servicing irregularities discovered do not recur and, to the extent necessary, funds will be remitted to the applicable investors to compensate them for any losses arising out of such irregularities.



Dated as of March 27,2003.


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